Form 10-Q
period 2012-12-31
E C CONSULTING INTERNATIONAL, INC.
filed 2013-02-19
CIK 1552696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

     . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

E C CONSULTING INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-183011	27-2997331
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

Dr. Jean-Claude E. Gehret

Im Aeschfeld 12, CH-4147 Aesch, Switzerland

(Address of principal executive office)

+41 (0) 61 703 8676

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act +41 (0) 61 703 8676during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      . Non-Accelerated Filer      . Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes      .  No   X   .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,200,000 shares of Common Stock, as of February 14, 2013.

E C CONSULTING INTERNATIONAL, INC.

FORM 10-Q

DECEMBER 31, 2012

E C CONSULTING INTERNATIONAL, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND MARCH 31, 2012

(Unaudited)

ASSETS	December 31, 2012	March 31, 2012
Current Assets:
Cash	$2,499	$8,645
Account receivable	-	-
Total Current Assets	2,499	8,645
TOTAL ASSETS	$2,499	$8,645

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued compensation and other expenses	$14,327	$8,223
Loan payable	3,741	-
Total Current Liabilities	18,068	8,223

Total Liabilities	18,068	8,223

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 25,000,000 shares issued and outstanding	25,000	25,000
Accumulated other comprehensive income	1,067	876
Accumulated deficit	(41,636)	(25,454)
Total Stockholders’ Equity (Deficit)	(15,569)	422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,499	$8,645

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

 (unaudited)

	2012	2011

REVENUES	$30,015	$43,795

OPERATING EXPENSES
Compensation	28,267	41,745
General and administrative	17,930	-
TOTAL OPERATING EXPENSES	46,197	41,745

INCOME (LOSS)	(16,182)	2,050

COMPREHENSIVE INCOME
Translation gains – net	191	-
NET INCOME (LOSS)	$(15,991)	$2,050

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,000,000	25,000,000

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

 (unaudited)

	2012	2011

REVENUES	$15,518	$22,161

OPERATING EXPENSES
Compensation	13,298	21,813
General and administrative	12,121	-
TOTAL OPERATING EXPENSES	25,419	21,813

INCOME (LOSS)	(9,901)	348

COMPREHENSIVE INCOME
Translation gains – net	69	-
NET INCOME (LOSS)	$(9,832)	$348

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,000,000	25,000,000

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

 FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(16,182)	$2,050
Adjustments to reconcile net loss to net cash used in operating activities:
Change in net operating assets	6,104	-
Cash flows (used in) provided by operating activities	(10,078)	2,050

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from nonaffiliated party	3,741	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CHANGE IN CASH	(6,337)	2,050
Impact of translation gain (loss)	191	(1,061)
Cash, beginning of period	8,645	1,214
Cash, end of period	$2,499	$2,203

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

E C Consulting International, Inc. (the “Company” or “ECC”) was founded in 2000 as a sole proprietorship doing business under the name “Educons.” It went through several changes in legal form before being incorporated as a C corporation under the laws of the State of Nevada on July 7, 2010. The day-to-day operations of the Company did not change as a result of the changes in legal structure.

The Company provides seminars to employees of companies, principally pharmaceutical companies, in Switzerland, Germany, France and Italy. It plans on providing seminars in the United States. The seminars are designed to help people who are managers, marketers or sales people at all levels to learn how to deal with people more effectively.

The transaction in which the sole proprietorship became an incorporated entity in the State of Nevada has been accounted for in a manner similar to a recapitalization for financial accounting purposes. The accompanying financial statements have been prepared as if the transaction had occurred on the first day of the first period (April 1, 2010) included in the financial statements, and all operating data represents an ongoing continuation of the Company’s operations.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2012 and notes thereto contained in a Registration Statement on Form S-1 that was declared effective on December 19, 2012.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and an accumulated deficit at December 31, 2012 and had no source of debt or equity financing.

While the Company is attempting to generate additional revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management believes that the actions presently being taken to increase the number of seminars given, which includes attempting to break into the market in the United States, has a realistic chance of succeeding. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

Billings and collections of receivables have been denominated in Swiss francs.  The financial statements of the Company’s foreign operations are translated from Swiss francs into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the period. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss).

Earnings (Loss) per Share

Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2012 or 2011.

Income Taxes

The Company operated as a Swiss sole proprietorship until July 2010. No pro forma provision for income taxes assuming the Company had been taxed as a C corporation for federal and state income tax purposes has been presented because the Company did not have pretax income in any period presented. Going forward income taxes will be provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. No provision was made for Federal income tax.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

NOTE 4 – NOTE PAYABLE

On May 17, 2012, the Company received a loan of $2,500 from an unaffiliated entity, Cohort Investments, LLC. On September 28, 2012, the lender advanced an additional $1,241 which brought the principal balance of the loan to $3,741. The loan bears interest at 5% per annum and is due on or before December 31, 2013.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from January 1, 2013 through February 18, 2013, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose except that on January 4, 2013, ECC issued 1,200,000 registered shares of its common stock to satisfy $12,000 of accrued business services (which are included Accrued Compensation and Other Expenses at December 31, 2012). After this issuance there were 26,200,000 shares of common stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

 Operations

E C Consulting International, Inc. (the “Company” or “ECC”) was founded in 2000 as a sole proprietorship doing business under the name “Educons.” It went through several changes in legal form before being incorporated as a C corporation under the laws of the State of Nevada on July 7, 2010. The day-to-day operations of the Company did not change as a result of the changes in legal structure.

The Company provides seminars to employees of companies, principally pharmaceutical companies, in Switzerland, Germany, France and Italy. It plans on providing seminars in the United States. The seminars are designed to help people who are managers, marketers or sales people at all levels to learn how to deal with people more effectively.

The transaction in which the sole proprietorship became an incorporated entity in the State of Nevada has been accounted for in a manner similar to a recapitalization for financial accounting purposes. The accompanying financial statements have been prepared as if the transaction had occurred on the first day of the first period (April 1, 2010) included in the financial statements, and all operating data represents an ongoing continuation of the Company’s operations.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years from the filing of the Form S-1 Registration Statement, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Business Plan

Circumstances, including economic conditions affecting Europe in general and our clients in particular, do not permit us to provide milestones or timetables that are likely to be realistic. Given our lack of resources, our plan for the foreseeable future is to continue contacting, by telephone and email, individual contacts at companies known to us or individuals referred to us to discuss the possibility and benefits of conducting seminars. We also increasingly agree to participate on a cooperative basis with other seminar providers to present specific portions of seminars conducted by that provider. These providers on occasion need some of the content or language ability for a seminar program that they do not have readily available and we provide. They may not want their clients to know of their limitations. They are privately-held businesses and our agreements with them, which are generally verbal in nature and relate solely to individual seminars, generally contain nondisclosure and noncompete understandings.

We offer designed or customized seminars to meet the needs of any potential client expressing needs. Our contacts are principally by telephone and email. In operating in this manner, we keep our variable cash costs, consisting of phone calls and emails, extremely low so that we can continue to operate without obtaining any inflows of capital. Salaries are only paid when seminar fees are received. The costs of materials needed for the seminars will be paid from the proceeds of each seminar. Using this approach, we can maintain our business at any level of revenue. If seminar activity increases, we will then develop more expensive marketing materials and brochures. Doing so will be linked entirely to revenue increases or capital inflows. We cannot predict if and when that will happen.

If revenues increase significantly or if we identify a source of capital, we will seek new customers more aggressively with more printed marketing materials and personal in-house calls on selected customers. The ongoing downturn of the economies in Europe has resulted in us commencing efforts to establish new business opportunities in the United States and Canada. We cannot predict the timing or likelihood of any of these approaches being successful.

Operations

The results of our operations for the three and nine months ended December 31, 2012 and 2011 were:

Nine Months

	2012	2011

REVENUES	$30,015	$43,795

OPERATING EXPENSES
Compensation	28,267	41,745
General and administrative	17,930	-
TOTAL OPERATING EXPENSES	46,197	41,745

INCOME (LOSS)	$(16,182)	$2,050

Three Months

	2012	2011

REVENUES	$15,518	$22,161

OPERATING EXPENSES
Compensation	13,298	21,813
General and administrative	12,121	-
TOTAL OPERATING EXPENSES	25,419	21,813

INCOME (LOSS)	$(9,901)	$348

Our method of seeking seminars, calling business contacts and other leads provided by business contacts did not change from 2011 to 2012. In both periods, we believe that the economic conditions in Europe adversely impacted the demand for discretionary company expenses such as employee seminars.

All compensation was paid to Dr. Gehret. The amounts include reimbursement to him for travel costs, seminar supplies and books and use of telephone and computers.

Substantially all general and administrative costs were professional and consulting fees. We issued 1,200,000 registered shares of our common stock in January 2013 to satisfy expenses of $12,000 incurred in 2012.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus. We believe that the perception that many people, including potential customers and business associates, have of a public company make it more likely that they will be more likely to engage  a public company for services or accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

ECC will pay all costs relating to its offering that became effective on December 19, 2012. These costs are estimated, based on discussions with our lawyer, at $45,000. This amount will become due and payable if and when we receive a trading symbol and be paid as and when necessary and required or otherwise accrued on the books and records of ECC until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within six months of the date of this prospectus, our president has agreed to sign a personal promissory note due and payable to counsel upon terms negotiated at the time of note issuance. The promissory note will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note. Our outside counsel, who will be owed the most significant amount of fees, is aware of the uncertainties facing the Company and is also aware that we have no other immediate sources of sort or long-term funding that would be more likely to come through if needed.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may attempt to use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. The prices that will be used will be determined during negotiations and may or may not be at perceived market values.

We believe that operations will generate sufficient cash to continue operations for the next 12 months from the date of this prospectus at the level that they have been provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate, based on verbal discussions with consultants, accountants and lawyers, that these costs may range up to $50,000 per year for the next few years. In the next one to two fiscal years, we will take every step possible to minimize these costs. Our president worked for many years with law firms and an accounting firm. He has known and worked with many professionals who are knowledgeable in the area of public company obligations. Although we have no formal commitments, we believe that some of these professionals may assist our president for very reasonable costs. We also hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional and other services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of ECC because the shares may be issued to parties or entities committed to supporting existing management. ECC may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. Our independent registered public accounting firm cannot accept shares of ECC common stock to settle obligations due to them.  There are no other significant actual or potential liabilities at December 31, 2012.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included in the Registration on Form S-1 that became effective on December 19, 2012, sets forth a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

ECC has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

ECC has virtually no financial resources. We have negative working capital and a cumulative net loss of $(41,636) at December 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

ECC is and will continue to be completely dependent on the services of our founder and president, Dr. Jean-Claude E. Gehret, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

ECC’ operations and business strategy are completely dependent upon the knowledge and business connections of Dr. Gehret. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Dr. Gehret or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Dr. Gehret naming us as the beneficiary when and if we obtain the resources to do so and if she is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Some of our competitors have significantly greater financial and marketing resources than do we.

Some of our competitors have significantly greater financial and marketing resources than do we. There are no assurances that our efforts to compete in the marketplace will be successful.

4.

Demand for our services decreases significantly during periods of economic downturn.

Providing staff training services to employees is generally considered to be a very discretionary cost. During economic downturns, many companies seek to lower costs. Discretionary costs like ours tend to be the first costs that are cut. As a result, demand for our services is significantly reduced. Because of that, bids for the remaining demand become significantly more competitive resulting in lower prices and profits.

5.

We intend to become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement (December 19, 2012), we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

In no case will the proceeds of this offering be sufficient to assist us in any way to meet any portion of these incremental costs of being public.

6.

Dr. Jean-Claude E. Gehret, our chief executive officer, chief financial officer and principal accounting officer has no significant experience managing a public company and no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Dr. Jean-Claude E. Gehret has no significant experience managing a public company and no meaningful financial reporting education or experience. He is and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are and will not be affiliated with our independent auditors. We have no formal arrangements with professionals to help Dr. Gehret and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

7.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

8.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only two directors, one of whom is our principal executive officer and the other is his wife. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives her significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

9.

Dr. Jean-Claude E. Gehret, our president, has made all decisions concerning his compensation. These decisions may not be in the best interests of other investors.

There is no employment contract with Dr. Jean-Claude E. Gehret at this time. Nor are there any agreements for compensation in the future. Dr. Gehret’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation. He will continue making decisions about the timing and amount of his compensation until, if ever, we have a sufficient number of directors to establish a compensation committee of the board of directors. Dr. Gehret’s decisions about his compensation may not be in the best interests of other shareholders.

10.

We operate in foreign countries so our reported financial results are impacted by variations in foreign currency exchange rates.

Our operations are currently in foreign countries. Historically, our billings and payments have been denominated in Swiss francs. As a result, our reported financial results are and will be significantly impacted by variations in the exchange rates between the US dollar and the Swiss franc.

Risks Related to Our Common Stock

11.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000 shares) but unissued (47,800,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

12.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our president will own a significant majority of outstanding shares after the completion of the offering. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

13.

Our chief executive officer controls all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Our chief executive officer has a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and her compensation level, without the approval of other shareholders. Her decisions may not be in the best interests of other shareholders.

14.

Because company’s headquarters are located outside of the United States, U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

Although we are organized under the laws of State of Nevada, Dr. Jean-Claude E. Gehret, our sole officer and director is not a U.S. citizen or resident, and our headquarters are located in Switzerland. Consequently, it may be difficult for investors to effect service of process on him and to enforce judgments obtained in United States courts against him based on the civil liability provisions of the United States securities laws. Since a substantial portion of our assets will be located in Switzerland it may be difficult or impossible for U.S. investors to collect a judgment against us. Any judgment obtained in the United States against us may not be enforceable in the United States.

15.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

16.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed    an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

17.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

18.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a “penny stock.”  Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

19.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

20.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

21.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

22.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our president will beneficially own an aggregate of approximately 91.6% of our outstanding common stock. Because of his beneficial stock ownership, our president may be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

23.

A substantial portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A substantial portion of the presently outstanding shares of common stock (25,000,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 25,000,000 issued restricted shares of our common stock are owned by our president (24,000,000) and a director (1,000,000) and may be sold subject to the limitations of Rule 144.

24.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

25.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

26.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus). Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

27.

If our stock becomes quoted on the OTCBB, we could subsequently be removed from the OTCBB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCBB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we become quoted on the OTCBB, but we fail to remain current in our reporting requirements, we would be removed from the OTCBB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

28.

Our financial statements may not be comparable to those of companies that comply with new or revised accounting standards.

We have elected to take advantage of the benefits of the extended transition period that Section 107 of the JOBS Act provides an emerging growth company, as provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards. . We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

29.

Our status as an “emerging growth company” under the JOBS Act OF 2012 may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

30.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

31.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

32.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company” , we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1  Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1  Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E C Consulting International, Inc.
(Registrant)

/s/ Dr. Jean-Claude E. Gehret
Dr. Jean-Claude E. Gehret
Title: President and Chief Financial Officer

February 18, 2013