Form 10-K
period 2013-03-31
E C CONSULTING INTERNATIONAL, INC.
filed 2013-07-01
CIK 1552696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number: 333-183011

E C CONSULTING INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2997331
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Im Aeschfeld 12, CH-4147 Aesch, Switzerland

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: +41 (0) 61 703 8676

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 1, 2013 is 26,200,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of July 1, 2013, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

E C CONSULTING INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Our executive offices are located at Im Aeschfeld 12, CH-4147 Aesch, Switzerland, and our telephone number is +41 (0) 61 703 8676. We may refer to ourselves in this document as "ECC," "we," "us" or the “Company.”

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

•

a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;

•

an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

•

an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;

•

an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

•

reduced disclosure about the emerging growth company's executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of Sarbanes Oxley which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, ECC is exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

We would cease to be an emerging growth company upon the earliest of:

•

the first fiscal year following the fifth anniversary of our initial offering (the fiscal year ending March 31 2019),

•

the first fiscal year after our annual gross revenues are $1 billion or more,

•

the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or

•

as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Item 1.

BUSINESS

ECC was founded in 2000 as a sole proprietorship doing business under the name “Educons.” It went through several changes in legal form before being incorporated as a C corporation under the laws of the State of Nevada on July 7, 2010.  The day-to-day operations of the Company did not change as a result of any change in legal structure. Incorporation is a legal concept that has no impact on an entity’s day-to-day operating activities. It impacts the legal protection for the entity’s owners and changes the tax structure but does not change how the business does its day-to-day business.

ECC is incorporated in Nevada and its operations are based in Switzerland. We are not aware of any laws or regulations in Switzerland that impact the way in which our business as a service provider operates differently than similar laws and regulations in the United States.

ECC has provided seminars to employees of companies, principally pharmaceutical companies, in Switzerland, Germany, France and Italy. We plan on providing seminars in the United States. The seminars are designed to help people who are managers, marketers or sales people at all levels to learn how to deal with people more effectively. The seminars involve business relationship management, customer relationship management and time management. The emphasis is to have each individual understand their own personality and motivations and then to understand the inner personality and motivations of the people with whom they are dealing so as to be more effective. Seminars last from one to three days and are given in French, German and Italian. If seminars are given in the United States, they will be given in English.

Dr. Jean-Claude E. Gehret is licensed by STRUCTOGRAM and uses the STRUCTOGRAM method for his seminars. The STRUCTOGRAM Training System or Biostructural Analysis was developed by implementing knowledge obtained from brain research. The Biostructural Analysis method was developed by the anthropologist Rolf W. Schirm, based on the work of brain researcher Dr. Paul D. MacLean. The analysis is focused on identifying and defining typical, genetic personality traits or behaviorism in the genetic human biostructure that present a clear link with three core sections of the brain (brain stem, Diencephalon, and Cerebrum). Human interaction is influenced by these unchangeable, genetic structures, as well as by changeable, learned traits. In business, this training helps individuals to harmonize their unchangeable basic structure and acquired personality conducts to effectively interact with others which a decisive basis for long lasting success. More precisely, the goals of these seminars are to get each participant to:

•

Know themselves, including objectively to identify their strengths and weaknesses;

•

Understand others, including their needs, strengths and weaknesses; and

•

Gain insights about the motivation and preference of clients, customers or subordinates.

Biostructural Analysis was developed from a number of researchers including Professor Paul D. MacLean who has written that the human brain consists of three sections differing in the various functions they have to fulfill. These three vastly differing portions of the brain have, nevertheless, to work together and communicate with each other. While doing this, however, each portion of the brain keeps to its own specific “rules of the game.” Human behavior evolves from the interplay of these three elements.

This is the brain according to Professor Paul D. Maclean

The brain stem

Is the part of the brain, storing years of experience, seat of instincts and feeling for life.

The limbic system

Is the part of the brain that handles emotionsl.

The neocortex

Is the part of the brain of rational thinking, planned action and foresight.

The Biostructural Analysis training system, known as Structogram, was developed in Switzerland. It is based on the principle that these three areas of the brain are responsible for the way we relate to ourselves, others and the world around.  They are in constant use, and we all have varying amounts of each depending on our own individuality and uniqueness.

For purposes of instruction and ease of explanation and easy visual understanding at seminars, a different color is assigned to each of these three areas.  Generally the colors RED, GREEN and BLUE are used.

Each brain area, or color, is responsible for distinct characteristics in all of us.  It is by using this analysis system and process, as well as the understanding of each seminar participant’s own combination of these colors, that allows them to discover and understand their own unique character and reveal what their own True Colors really are.

At the seminars we use a series of evolved questions, which are designed to stimulate one or other of the three brain areas, to assist participants to understand their own biological -structure and the degree and influence that each area exerts in their daily lives.

We summarize each seminar participant’s responses to these evolved questions in order to gauge what dominance and relationship exists among these three areas. It is this percentage or use of each brain area that determines each person’s basic character and ultimately what we call “our true colors.” The summaries of each participant’s responses are placed on circles that contain the three colors in the percentages indicated by the responses. Here are a few of the typical definitions of the likely result of one of the three colors dominating a person’s character:

RED

Impatient, bossy, assertive, decisive, energetic, direct, dynamic, lively, competitive.

GREEN

Relaxed, caring, empathetic, easygoing, talkative, sociable, kind, friendly, laid back.

BLUE

Distant, sensible, organized, reserved, factual, serious, private, pedantic, likes detail in everything.

The larger the percentage of any color, or brain part, that a participant uses, the more influenced that person will be by that part’s dominance. It is also possible to find persons with a totally balanced profile of all three colors, which makes them very difficult to read or understand at times. We also find people with dual dominance colors.

Based on these analyses, seminar participants get an understanding of themselves. The remainder of the seminar is designed to help participant learn how to use this knowledge to their benefit.

For example, if the seminar was being given to sales people, sales success has three causes and, therefore, also three assumptions:

Harmony between personality and method of sale

The assumption in this case is self-knowledge. Only when you know your own strengths, weakness and limits, will you be able to consciously choose the correct sale methods and techniques.

Suiting the customer’s characteristic features provided this doesn’t compromise the authenticity of the salesman

In this case the assumption is understanding others. The ‘automatic’ consequence of self-knowledge and understanding others is the optimization of social competence and interaction.

Specific knowledge of the product

The assumption in this case is knowledge of the product that puts the product features in touch with the individual motives and needs of the customer.

A simplified example of our seminar approach follows:

Sales - pharmaceutical industry

Starting situation:

Products are becoming more and more exchangeable, cost pressure is increasing. At the same time many products are becoming more complex and thus require more explaining. These are the problems the pharmaceutical industry is suffering under.

At the same time doctors, who are also facing increasing competition, are reducing consulting dialogues with pharmaceutical companies. Pharmaceutical representatives have fewer opportunities and less time to convince doctors of their products.

Solution with our Training System:

With our training approach, the pharmaceutical representative knows his/her strengths weaknesses and limits. The representative knows what kind of affect he/she has on others and which sales methods are in line with his/her own biostructure.

The pharmaceutical representative recognizes the individual biostructure of the doctor and can respond accordingly, insofar as it suits his/her own authenticity. This is the only way to gain the doctor’s trust.

The representative knows that because of doctors’ individual buying motives, the same product must be sold in different ways: in the relational and operational level (behavior) as well as in the subject level (argumentation).

Example argumentation - painkiller

Specific strength of the product:

Rapid onset of action

GREEN

A buying motive for the doctor with dominant brain stem is, for example, to avoid pain:

Argument/Benefit: Patient need not suffer unnecessarily

RED

A buying motive for the doctor with dominant diencephalon brain is, for example, performance:

Argument/Benefit: Fast results (“next please”)

BLUE

A buying motive for the doctor with dominant cerebrum is, for example, insight:

Argument/Benefit: Sensible pain therapy thanks to selective effectivity

With the our Training System the pharmaceutical representative is, based on his/her social competence, able to build up a trusting relationship with the doctor. An argumentation tailored to the doctor’s individual biostructure (and with that to his/her individual buying motives) leads to sales success.

Our seminars are designed for sales people of all levels, including call center employees, and managers. Each seminar is modified to meet the needs of participants. Management seminars tend to emphasize time management while call center seminars tend to emphasize methods of calming down irate customers calling with complaints.

Our seminars encompass a range of management topics:

•

Effective Communications

•

•

Leadership management

•

•

Rhetoric and presentation technique

•

•

Stress Management

•

•

Time Management

Fees for seminars are negotiated and are based on things like the amount of customization that are needed and the number of participants. Fees for conferences conducted during the two-year period ended March 31, 2013 to range from $906 to $23,596. Amounts generally are paid at the end of the seminar or shortly thereafter. Course materials are generally purchased from STRUCTOGRAM. To date fees have been billed and paid in Swiss francs. If we start providing seminars in the United States, those seminars will be billed in United States dollars.

Over the years, ECC and its predecessor entities have given its standard seminars and provided various levels of services to many companies. We also increasingly agree to participate on a cooperative basis with other seminar providers to present specific portions of seminars conducted by that provider. These providers on occasion need some of the content or language ability for a seminar program that they do not have readily available and we provide. They may not want their clients to know of their limitations. They are privately-held businesses and our agreements with them, which are generally verbal in nature and relate solely to individual seminars, generally contain nondisclosure and noncompete understandings. We continue to solicit all of the entities for whom we have provided services in the past.

Recent Marketing Efforts

Dr. Gehret recently visited the United States to provide Biostructural Analysis seminars in Seattle WA.  One was at a funeral establishment to Funeral Directors and the second was to a group of hospice nurses. In organizing the seminars which were not well attended, it became apparent to ECC that, for various reasons including the economy, its type of seminars are not currently in great demand in many portions of the healthcare and funeral industries in the United States.

ECC believes that increasing demand for its seminars in the United States would require a high level of advertising resources, which ECC cannot afford at this time.  Accordingly the Company is abandoning its effort to promote seminars in the United States for the foreseeable future.

Competition

Competition in our industry is intense and most of our competitors have greater financial and other resources than do we.  Competition will come from a wide variety of consulting and seminar firms, including others that use STRUCTOGRAM. Many of these firms have more employees, finances and other resources and greater name recognition that do we.

We intend to compete based on the business contacts and reputation of our president as well as his ability to provide seminars in multiple languages.

In periods of down or depressed economic circumstances, the demand for seminars to train employees is reduced because companies are reducing costs. During these periods, we face significantly greater price competition.

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At July 1, 2013, we had one employee, our founder and president, Dr. Jean-Claude E. Gehret, who devotes fulltime to us. Subcontractors have and can be used to assist us to assist us if necessary.

There is no written employment contract or agreement with Dr. Gehret.

Recent Development

The Company is currently in the negotiations to merge with a private company. If the merger takes place, it is likely that all of the Company’s current operations will be discontinued and all of the assets and liabilities associated with its present operations will be spun off to its President in exchange for shares of stock held by him.

Item 1A.

RISK FACTORS

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

ECC has virtually no financial resources. We have negative working capital and a cumulative net loss at March 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

5.

We are currently subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

16.

Currently, any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

 There is and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A trading symbol has been granted (ECCO) which enables the shares of our common stock to be quoted on the OTCBB maintained by FINRA. There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

Our president and his wife beneficially own an aggregate of approximately 95.4% of our outstanding common stock. Because of their beneficial stock ownership, our president may be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

All 25,000,000 outstanding restricted shares of our common stock are owned by our president (24,000,000) and a director (1,000,000) and may be sold subject to the limitations of Rule 144.

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

The Company is subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. The Company is required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided the Company has less than 300 shareholders and has not filed a registration statement on Form 8A (which we have no current plans to file), the Company is not required to file these reports. If the reports are not filed, investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

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

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

The Company has received comments from the Staff concerning its delinquent filings. The Company is now attempting to become current in all of its filings.

Item 2.

PROPERTIES

Our office and mailing address is Im Aeschfeld 12, CH-4147 Aesch, Switzerland. The space is provided to us by Dr. Gehret. Dr. Gehret incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements in December 2012.

As of July 1, 2013, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“ECCO”), but there can be no assurances as to whether:

•

any market for our shares will develop in the foreseeable future if at all;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on July 1, 2013, there were 14 stockholders of record of our common stock, and 26,200,000 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We will offer to design or customize seminars to meet the needs of any potential client expressing needs. Our contacts will be principally by telephone and email. In operating in this manner, we will keep our variable cash costs, consisting of phonecalls and emails, extremely low so that we can continue to operate without obtaining any inflows of capital. Salaries are only paid when seminar fees are received. The costs of materials needed for the seminars will be paid from the proceeds of each seminar. Using this approach, we can maintain our business at any level of revenue. If seminar activity increases, we will then develop more expensive marketing materials and brochures. Doing so will be linked entirely to revenue increases or capital inflows. We cannot predict if and when that will happen.

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

Recent Marketing Efforts

Dr. Gehret recently visited the United States to provide Biostructural Analysis seminars in Seattle WA.  One was at a funeral establishment to Funeral Directors and the second was to a group of hospice nurses. In organizing the seminars which were not well attended, it became apparent to ECC that, for various reasons including the economy, its type of seminars are not currently in great demand in many portions of the healthcare and funeral industries in the United States.

ECC believes that increasing demand for its seminars in the United States would require a high level of advertising resources, which ECC cannot afford at this time.  Accordingly the Company is abandoning its effort to promote seminars in the United States for the foreseeable future.

Recent Development

The Company is currently in the negotiations to merge with a private company. If the merger takes place, it is likely that all of the Company’s current operations will be discontinued and all of the assets and liabilities associated with its present operations will be spun off to its President in exchange for shares of stock held by him.

Operations

The results of our operations for the fiscal years ended March 31, 2013 and 2012 were:

	2013	2012

REVENUES	$44,527	$73,253

OPERATING EXPENSES
Compensation	41,323	73,638
General and administrative	28,722	-
TOTAL OPERATING EXPENSES	70,045	73,638

NET (LOSS)	$(25,518)	$(385)

Our method of seeking seminars, calling business contacts and other leads provided by business contacts did not change from fiscal 2012 to 2013. In both periods, we believe that the economic conditions in Europe adversely impacted the demand for discretionary company expenses such as employee seminars.

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

Liquidity

ECC will pay all costs relating to its offering that became effective on December 19, 2012. These costs are estimated, based on discussions with our lawyer, at $45,000. This amount will become due and payable if and when we receive DTC approval and be paid as and when necessary and required or otherwise accrued on the books and records of ECC until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within six months of the date of this prospectus, our president has agreed to sign a personal promissory note due and payable to counsel upon terms negotiated at the time of note issuance. The promissory note will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note. Our outside counsel, who will be owed the most significant amount of fees, is aware of the uncertainties facing the Company and is also aware that we have no other immediate sources of sort or long-term funding that would be more likely to come through if needed.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this Annual Report on Form 10K, sets forth a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of March 31, 2013 and 2012 and the fiscal years then ended start on page 35.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of PMB Helin Donovan, LLP

On June 10, 2013 the Board of Directors of E C Consulting International, Inc. dismissed PMB Helin Donovan, LLP (“PMB”) as its independent registered public accounting firm.

The report of PMB on the Company’s financial statements for the years ended March 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. During the period of PMB’s engagement as the Company’s independent registered public accounting firm through June 10, 2013 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with PMB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of L.L. Bradford & Company, LLC.

On June 10, 2013, the Board of Directors of E C Consulting International, Inc. appointed L.L. Bradford & Company, LLC. (“LLB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through June 10, 2013, neither us nor anyone on our behalf consulted LLB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the same person), has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of such inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. After conducting the assessment, management determined that, as of March 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended March 31, 2013 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Dr. Jean-Claude E. Gehret	64	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer
Danielle J. Gehret	62	Secretary and director

Dr. Jean-Claude E. Gehret - was head of animal health research chemistry at Ciba Geigy Animal Health in Basel, Switzerland from 1978 to 2000. Since 2000, Dr. Gehret has provided training to employees and executives of pharmaceutical companies in the areas of  business management, interpersonal relationship management, and sales. Dr. Gehret used sole proprietorship entities under the name Educons, which were the predecessors to ECC prior to incorporation, for the training programs until July 2010 at which time ECC was incorporated. (The name Educons was and is used by quite a few others necessitating a name change at the time of incorporation.) Dr. Gehret received his master of science degree from the University of Basel in Chemistry in 1970 and his PhD in organic chemistry from the University of Geneva in 1975. He also has post-doctoral training at UCLA, the University of Pittsburgh, and the University of California at Berkeley. Dr. Gehret holds joint citizenship in Switzerland and Argentina. He is fluent in German, English and French.

Danielle J. Gehret – became secretary and director at the time that the Company was incorporated as a Nevada corporation in July 2010. Previously she assisted Dr. Gehret in some of his preparations for seminars with Educons. She has been a biology and French language teacher at Sekundarschule Reinach in  Reinach, Switzerland since 1995. She has a master’s degree from the University of Basel in Zoology and Microbiology. Her undergraduate degree is also in the bioological sciences from the University of Basel. She is the wife of Dr. Jean-Claude E. Gehret.

We believe that Dr. and Ms. Gehret each have strong qualifications to be officers and directors. Dr. Gehret has been involved in the industry for many years and has a great many business contacts. Mrs. Gehret is multi-lingual and familiar with the industry.

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and two directors (one of whom is the same person), who are related to each other, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Code of Business Conduct and Ethics

In April 2012 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement of which this prospectus is a part.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on March 31, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of ECC:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other similar minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, if ever, the ECC board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

All directors will be reimbursed by ECC for any expenses incurred in attending directors' meetings provided that ECC has the resources to pay these fees. ECC will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11.

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended March 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Dr. Jean-Claude E. Gehret CEO, CFO and Director	2013	-	-	-	-	-	-	$41,323	$41,323
	2012	-	-	-	-	-	-	$73,638	$73,638

There is no formal employment arrangement with Dr. Gehret at this time. Dr. Gehret’s compensation has not been fixed or based on any percentage calculations. All compensation has been paid in cash. The amount and timing of compensation payments was based solely on the amount of cash available to pay compensation after other expenses had been paid. The amounts paid are what makes up All Other Compensation in the Table above and is so included because it is not part of a regular or consistent payment plan for salary but is only paid at the time and amount that cash is available.

Dr. Gehret will make all decisions determining the amount and timing of his compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Dr. Gehret’s compensation amounts will be formalized if and when his annual compensation exceeds $150,000.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards. The Company has never issued these types of awards.

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options,

Outstanding Equity Awards at Fiscal Year-End Table

No equity award arrangements have ever been awarded or granted by the Company.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 1, 2013 we had 26,200,000 shares of common stock outstanding which are held by 14 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of July 1, 2013; of all directors and executive officers of ECC; and of our directors and officers as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class

Common	Dr. Jean-Claude E. Gehret	24,000,000	91.6
Common	Danielle J. Gehret	1,000,000	3.8

	All Directors and Officers as a group (2 persons)	25,000,000	95.4

(a) The address for purposes of this table is the Company’s address which is Im Aeschfeld 12, CH-4147 Aesch, Switzerland.

(b) Unless otherwise indicated, ECC believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of ECC is Dr. Gehret, our chief executive officer, president and chief financial officer.

Our office and mailing address is Im Aeschfeld 12, CH-4147 Aesch, Switzerland. The space is provided to us by Dr. Gehret. Dr. Gehret incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The compensation paid to Dr. Gehret covers expenses for supplies, travel and the use of telephones and computers.

In November 2011, Danielle J. Gehret provided us with noninterest-bearing loan of $10,000 which was repaid in full in January 2012.

ECC entered into an agreement whereby Dr. Gehret will, if liabilities associated with our offering are not paid within six months of the date of our prospectus, sign a personal promissory note due and payable to counsel upon terms negotiated at the time of note issuance. The promissory note will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of September 30, 2010.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. We paid PMB Helin Donovan, LLP $8,300 during the year ended March 31, 2013 in connection with their audit of our financial statements for the years ended March 31, 2011 and 2010.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2013.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Executive Officer

b.

Financial Statement Schedules

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E C Consulting International, Inc.

/s/ Dr. Jean-Claude E. Gehret

By: Dr. Jean-Claude E. Gehret,

Chief Executive Officer

Date:  July 1, 2013

E C CONSULTING INTERNATIONAL, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E C Consulting International, Inc.

Aesch, Switzerland

We have audited the accompanying balance sheet of E C Consulting International, Inc. (“the Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E C Consulting International, Inc. as of March 31, 2013 and 2012, and the results of its operations and cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that E C Consulting International, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, E C Consulting International, Inc. has minimal cash flow from operations and had accumulated deficits at March 31, 2013 which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L. L. Bradford & Company, LLC

L. L. Bradford & Company, LLC

Houston,TX

July 1, 2013

E C CONSULTING INTERNATIONAL, INC.

BALANCE SHEETS

MARCH 31, 2013 AND 2012

ASSETS	2013	2012
Current Assets
Cash	$4,124	$8,645
Total Current Assets	4,124	8,645

TOTAL ASSETS	$4,124	$8,645

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued compensation and other	$2,477	$8,223
Loan payable	14,477	-
Total Current Liabilities	16,954	8,223

Total Liabilities	16,954	8,223

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 26,200,000 and 25,000,000 shares issued and outstanding	26,200	25,000
Additional paid-in capital	10,800	-
Accumulated other comprehensive income	1,142	876
Accumulated deficit	(50,972)	(25,454)
Total Stockholders’ Equity (Deficit)	(12,830)	422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,124	$8,645

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE FISCAL YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012

REVENUES	$44,527	$73,253

OPERATING EXPENSES
Compensation	41,323	73,638
General and administrative	28,722	-
TOTAL OPERATING EXPENSES	70,045	73,638

NET LOSS	(25,518)	(385)

COMPREHENSIVE INCOME
Translation gains/losses – net	266	(407)
COMPREHENSIVE NET (LOSS)	$(25,252)	$(385)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,282,740	25,000,000

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED MARCH 31, 2013 AND 2012

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total

Balance – April 1, 2011	25,000,000	$25,000	$-	$(25,069)	$1,283	$1,214
Translation loss	-	-	-	-	(407)	(407)
Net loss	-	-	-	(385)	-	(385)
Balance March 31, 2012	25,000,000	25,000	-	(25,454)	876	422
Issuance of shares	1,200,000	1,200	10,800	-	-	12,000
Translation gain	-	-	-	-	266	266
Net loss	-	-	-	(25,518)	-	(25,518)
Balance, March 31, 2013	26,200,000	$26,200	$10,800	$(50,972)	$1,142	$(12,830)

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,518)	$(385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover organization expenses	-	-
Change in accrued compensation and other	6,254	8,223
Cash Flows Provided by (Used in) Operating Activities	(19,264)	7,838

CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-bearing loan from officer	-	10,000
Repayment of loan	-	(10,000)
Loan from nonaffiliate	14,477	-
Cash flows from financing activities	14,477	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(4,787)	7,838
Impact of translation gain (loss)	266	(407)
Cash, beginning of year	8,645	1,214
Cash, end of year	$4,124	$8,645

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$12,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2013 and 2012

NOTE 1 – ORGANIZATION

E C Consulting International, Inc. (the “Company” or “ECC”) was founded in 2000 as a sole proprietorship doing business under the name “Educons.” It went through several changes in legal form before being incorporated as a C corporation under the laws of the State of Nevada on July 7, 2010. The day-to-day operations of the Company did not change as a result of the changes in legal structure.

The Company has provided seminars to employees of companies, principally pharmaceutical companies, in Switzerland, Germany, France and Italy. It plans on providing seminars in the United States. The seminars are designed to help people who are managers, marketers or sales people at all levels to learn how to deal with people more effectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on March 31.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Stock-based Compensation

The Company will follow Accounting Standards Codification (ASC) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

Foreign Currency Translation

Billings and collections of receivables have been denominated in Swiss francs.

The financial statements of the Company’s foreign operations are translated from Swiss francs into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while revenue and expense accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in accumulated other comprehensive income (loss).

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2013 or 2012.

Income Taxes

The Company operated as a Swiss sole proprietorship until July 2010. No provision for income taxes assuming the Company had been taxed as a C corporation for federal and state income tax purposes has been presented because the Company did not have pretax income in any period presented.

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

No provision was made for Federal or foreign income tax.

Revenue Recognition

The Company follows ASC 605-10-S99-1 for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends ASC Topic 220, Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance will impact the presentation, but not amounts, of the Company’s translations gains and losses and become effective for the Company’s fiscal year ended March 31, 2013. The Company believes that the guidance will not have a material impact on the Company’s financial statements.

The Company is an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2013 and had no source of debt or equity financing.

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

NOTE 4 – NOTE PAYABLE

During the fiscal year ended March 31, 2013, the Company received several loans aggregating $14,477 from an unaffiliated entity. The loan bears interest at 5% per annum and is due on or before December 31, 2013.

NOTE 5 – INCOME TAX

The Company files its U.S. income tax return on the cash basis of accounting. At March 31, 2013, it had a net operating loss carry forward in the amount of approximately $49,000 which will expire in the tax year ending March 31, 2032.

The net operating loss has created a deferred tax benefit in the amount of approximately $8,200 which has been offset by a valuation allowance in the same amount as there is no assurance that the tax benefit will be realized.

Timing differences representing accrued expenses of approximately $7,800 have not been deducted to arrive at federal taxable income.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock. At the time of incorporation in Nevada, the Company issued 24,000,000 shares of its common stock to its President in exchange for the business of Educons and for costs and services incurred upon incorporation in July 2010 and issued 1,000,000 shares to its other director for services rendered. These services were valued at their par value of $24,000 and $1,000, respectively.

On January 4, 2013, the Company issued 1,200,000 registered shares of its common stock to satisfy $12,000 of accrued business services. After this issuance there were 26,200,000 shares of common stock outstanding.

NOTE 7 – CONCENTRATION OF RISK

The Company has given limited numbers of seminars in 2013 and 2012. Each seminar constitutes a material percentage of annual revenues.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. His compensation is assumed to cover use of the office and equipment. There is no written lease agreement, and no obligation for him to continue this arrangement.

The compensation paid to the Company’s President covers expenses for supplies and travel.

ECC entered into an agreement whereby Dr. Gehret will be lending funds to us if necessary to cover our registration/offering expenses provided that he has the resources to do so if and when the funds are needed. No amounts were outstanding under this agreement as of March 31, 2013 or 2012.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from April 1, 2013 through July 1, 2013, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose except that it is in the negotiations to merge with a private company. If the merger takes place, it is likely that all of the Company’s current operations will be discontinued and all of the assets and liabilities associated with its present operations will be spun off to its President in exchange for shares of stock held by him.