Form 10-Q
period 2013-06-30
E C CONSULTING INTERNATIONAL, INC.
filed 2013-08-19
CIK 1552696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,200,000 shares of Common Stock, as of August 15, 2013.

E C CONSULTING INTERNATIONAL, INC.

FORM 10-Q

JUNE 30, 2013

E C CONSULTING INTERNATIONAL, INC.

BALANCE SHEETS

AS OF JUNE 30, 2013 AND MARCH 31, 2013

(Unaudited)

ASSETS	June 30, 2013	March 31, 2013
Current Assets
Cash	$435	$4,124
Total Current Assets	435	4,124

TOTAL ASSETS	$435	$4,124

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued compensation and other	$10,572	$2,477
Loan payable	15,437	14,477
Total Current Liabilities	26,009	16,954

Total Liabilities	26,009	16,954

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in capital	10,800	10,800
Accumulated other comprehensive income	1,084	1,142
Accumulated deficit	(63,658)	(50,972)
Total Stockholders’(Deficit)	(25,574)	(12,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$435	$4,124

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	2013	2012

REVENUES	$26,767	$10,613

OPERATING EXPENSES
Compensation	30,397	10,852
General and administrative	9,056	4,531
TOTAL OPERATING EXPENSES	39,453	15,383

(LOSS)	(12,686)	(4,770)

COMPREHENSIVE INCOME
Translation gains (losses) – net	(58)	(84)
NET (LOSS)	$(12,744)	$(4,854)

NET I(LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,000,000	25,000,000

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) for the period	$(12,686)	$(4,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in net operating assets	8,095	(5,958)
Cash Flows Provided by (Used in) Operating Activities	(4,591)	(10,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from nonaffiliated party	960	2,500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CHANGE IN CASH	(3,631)	(8,228)
Impact of translation gain (loss)	(58)	(84)
Cash, beginning of period	4,124	8,645
Cash, end of period	$435	$333

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

E C CONSULTING INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and an accumulated deficit at June 30, 2013 and had no source of debt or equity financing.

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

NOTE 3 – NOTE PAYABLE

The Company received several loans aggregating $15,437 from an unaffiliated entity. The loan bears interest at 5% per annum and is due on or before December 31, 2013.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from July 1, 2013 through August 15, 2013, the date of issuance of the financial statements and has determined it does not have any material subsequent.

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

Current Developments

The Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential transaction which could result in change of control/ownership and management and a change in the Company’s business plan. There can be no assurance that a significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Operations

The results of our operations for the fiscal quarters ended June 30, 2013 and 2012 were:

	2013	2012

REVENUES	$26,767	$10,613

OPERATING EXPENSES
Compensation	30,397	10,852
General and administrative	9,056	4,531
TOTAL OPERATING EXPENSES	39,453	15,383

(LOSS)	(12,686)	(4,770)

COMPREHENSIVE INCOME
Translation gains – net	(58)	(84)
NET (LOSS)	$(12,744)	$(4,854)

Our method of seeking seminars, calling business contacts and other leads provided by business contacts did not change from 2012 to 2013. In both periods, we believe that the economic conditions in Europe adversely impacted the demand for discretionary company expenses such as employee seminars.

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

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of ECC because the shares may be issued to parties or entities committed to supporting existing management. ECC may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. Our independent registered public accounting firm cannot accept shares of ECC common stock to settle obligations due to them.  There are no other significant actual or potential liabilities at June 30, 2013.

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

ECC has virtually no financial resources. We have negative working capital and a cumulative net loss at June 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

A substantial portion of the presently outstanding shares of common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

N/A

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

August 19, 2013