Form 10-Q
period 2013-09-30
E C CONSULTING INTERNATIONAL, INC.
filed 2013-12-03
CIK 1552696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

IRON HORSE CLOTHING CORPORATION

(formerly E C CONSULTING INTERNATIONAL, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	333-183011	27-2997331
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

1012 Main Street, Suite 104, Ramona, CA 92065

(Address of principal executive offices) (Zip Code)

760-788-6274

(Registrant’s Telephone Number, Including Area Code)

432 Maple Street, Bldg-B, Suite 10

Ramona, CA 92065

Former Address If Changed since Last Report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 108,419,000 shares (including shares that the Company is obligated to issue) of Common Stock, as of December 2, 2013.

IRON HORSE CLOTHING CORPORATION

FORM 10-Q

SEPTEMBER 30, 2013

IRON HORSE CLOTHING CORPORATION

BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND JUNE 30, 2013

(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current Assets:
Cash	$65,230	$1,555
Accounts receivable	8,075	7,685
Deposits for future advertising	168,000	168,000
Inventory	53,540	74,840
Total current assets	294,848	252,079

Fixed Assets:
Leasehold improvements	31,207	31,207
Furniture and fixtures	33,196	33,196
Computers and software	20,391	19,210
Truck	11,300	11,300
Total	96,094	85,488
Accumulated depreciation/amortization	(55,224)	(52,812)
	40,870	32,676

Other Assets	1,584	1,584

TOTAL ASSETS	$337,299	$286,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes and loans payable	$1,230,000	$1,601,213
Loan due to officer	50,571	43,571
Accrued interest	232,822	215,165
Accounts payable	42,385	27,184
Customer advances	18,350	26,001
Total	1,574,128	1,913,134

TOTAL LIABILITIES	1,574,128	1,913,134

STOCKHOLDERS’ DEFICIT:
Preferred A stock; at $0.001 par value; 1,000,000 shares authorized, 45,000 shares issued and outstanding	45	-
Common stock at $.001 par value; 250,000,000 shares authorized; 108,390,000 and 103,500,000 shares issued and outstanding	108,390	103,500
Additional paid-in capital	629,252	74,837
Accumulated deficit	(1,974,517)	(1,805,132)
Total Stockholders’ Deficit	(1,236,830)	(1,626,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$337,299	$286,339

See accompanying notes to the financial statements.

IRON HORSE CLOTHING CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (unaudited)

	2013	2012

Revenues:
Sales	$23,665	$111,293
Total	23,665	111,293

Cost of sales	15,282	112,182

Gross profit (loss)	8,383	(889)

Expenses:
General and administrative	127,896	32,985
Sales and marketing	25,996	33,546
Warehouse costs	2,900	9,291
Depreciation and amortization	2,412	2,412
Other	-	872
Total	159,204	79,106

Loss from operations	(150,821)	(79,995)
Other income (expense) – interest expense	(18,564)	(8)
Net loss	$(169,385)	$(80,003)

See accompanying notes to the financial statements.

IRON HORSE CLOTHING CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169,385)	$(80,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,412	2,412
Common stock issued for services	9,350	-
Changes in:
Accounts receivable – trade	(390)	(22,404)
Inventory	21,300	14,076
Prepaid expenses	-	6,063
Customer deposit	(7,651)	-
Accounts payable and accrued expenses	32,858	33,545
Total adjustments	57,879	33,692

Net cash used in operating activities	(111,506)	(46,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and software	(10,606)	-
Adjustment of Additional Paid In Capital	-	5,786
Net Cash Used In Investing Activities	(10,606)	5,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200,000	-
Proceeds of loans from officers	17,500	-
Payments of loans from officers	(10,500)	-
Payments of notes payable	(21,213)	-
Net cash provided by financing activities	185,787	-

Net increase (decrease) in cash	63,675	(40,525)

Cash at beginning of period	1,555	88,596

Cash at end of period	$65,230	$48,071

OTHER NONCASH TRANSACTIONS:
Contribution of note payable to capital	$550,000	$-

See accompanying notes to the financial statements.

IRON HORSE CLOTHING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2013 included in a report on Form 8K filed on December 2, 2013

Change of Business

The Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) E C Consulting International, Inc. (“EC”) (ii) The Iron Horse Clothing Corporation, a Delaware corporation (“Iron Horse”), and (iii) the shareholders of Iron Horse, pursuant to which the holders of 100% of the outstanding units of Iron Horse transferred to the Company all of the outstanding shares of Iron Horse in exchange for the issuance of 1,950,000 shares (the “Shares”) of the Company’s common stock (such transaction, the “Share Exchange”).  As a result of the Share Exchange, Iron Horse became our wholly-owned subsidiary. We are now a holding company with all of our operations conducted through Iron Horse, which primarily consist of manufacturing and marketing fashion denim apparel and accessories. .

Spinoff Agreement

We entered into a Spinoff Agreement with Dr. Jean-Claude Gehret, who was one of our officers and directors, as well as our largest shareholder, under which we agreed to sell all of our assets relating to our seminar business in exchange for all of the liabilities specifically associated with the seminar business and the return by Dr. and Mrs. Gehret of 25,000,000 shares of EC common stock.  As a result of the Spinoff Agreement we ceased to be a company engaged in the seminar market.  The Spinoff Agreement was approved by a majority of our shareholders and a majority of our non-interested shareholders.

Other Matters

The various paperwork and other matters relating to the transactions described above was completed by August 26, 2013. The Company then changed its name to The Iron Horse Clothing Corporation and increased the number of authorized common shares to 250,000,000.It also issued a 33 for 1 forward stock split, after which there were 103,500,000 common shares outstanding.

The Company adopted a fiscal year ending on June 30, 2013.

Accounting Treatment

The merger was accounted for as a reverse acquisition and recapitalization. Iron Horse is the acquirer for accounting purposes, and EC is the issuer. Accordingly, Iron Horse’s' historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Reported operations prior to the merger will be those of Iron Horse. No EC operating results from prior to the merger date will be included in reported financial statements of operations. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

Stock-based compensation

The Company follows the provisions of FASB ASC 718—Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Iron Horse will continue as a going concern. As reflected in the accompanying financial statements, Iron Horse has negative working capital and a net capital deficiency at September 30, 2013. It has no source of ongoing debt or equity financing.

While Iron Horse is introducing new lines of fashion denim apparel and accessories to the market, there are uncertainties as to whether Iron Horse will obtain sufficient financing to create a sufficient market for its products to enable Iron Horse to establish profitable operations and generate sufficient cash flow to meet its obligations. Accordingly, there is substantial doubt about the Iron Horse’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if Iron Horse is unable to continue as a going concern and the company has not addressed the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

NOTE 3 – NOTES PAYABLE

In August 2013, the Company received a $200,000 loan from an accredited investor.  The note matures on August 29, 2014, is secured by 64,350,000 common shares of ECC (which are held in escrow) that are beneficially owned by the Company’s CEO and President, Mark Wentura (49,549,500 shares) and Wakefield Kennedy, LLC. (14,800,500 shares).  The note carries interest at a rate of 17% per annum to be paid quarterly.  In addition, the Note Holder is to receive 750,000 shares of restricted common stock with Piggy Back Registration rights; and 1,000,000 12 month warrants exercisable at $0.10 per share with Piggy Back Registration rights.  The Note carries a prepayment penalty of 115% of the Principal due plus all accrued interest.

In August 2013, upon completion of the merger between ECC and Iron Horse, Wakefield Kennedy contributed $550,000 of the notes due them to contributed capital.  There was no additional consideration from Iron Horse.

NOTE 4 – OTHER COMMITMENTS

On June 5, 2013 Iron Horse entered into a twelve-month agreement with a consulting/business advisory firm under which it is committed to:

•

Pay a monthly consulting fee of $2,500 for the first six months of the agreement.

•

Issue 3,000,000 newly-issued shares of common stock upon becoming public (which occurred on August 26, 2013 when it entered into the Exchange Agreement). These shares have piggy-back registration rights and shall be adjusted for any stock issuance, splits, dividends, recapitalizations, etc. during the term of the consulting agreement.

•

Issue 1,000,000 newly-issued shares of common stock to compensate the consultant for introducing the party involved in the barter agreement. These shares have piggy-back registration rights.

•

Issue 850,000 newly-issued shares of common stock upon becoming public (which occurred on August 26, 2013) for using an associate of the consultant for corporate infrastructure services. These shares have piggy-back registration rights.

•

Bonus consulting fee upon becoming public (which occurred on August 26, 2013) of: (1) 15,000 Preferred A shares to be issued eight months after becoming a public company, (2) 15,000 Preferred A shares to be issued ten months after becoming a public company and (3) 15,000 Preferred A shares to be issued 12 months after of becoming a public company. Each of these Preferred A shares will be convertible at the holder’s option into 100 common shares and shares have piggy-back registration rights.

All of the items above have been earned by the consultant during the three months ended September 30, 2013 during which period, Iron Horse recorded associated expenses of $9,350 exclusive of the monthly consulting fee which results in $7,500 in expenses during that period.

After the issuance of the shares covered by this agreement there are 105,650,000 common shares outstanding and 45,000 shares of preferred stock outstanding.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from October 1, 2013 through December 2, 2013, the date of issuance of the financial statements and reports for the following:

In October 2013, the Company issued 8,000 common shares in connection with a subscription agreement from an accredited investor.   The shares were issued at a price of $0.20 per share.

In October 2013, the Company issued 12,500 common shares in connection with a subscription agreement from an accredited investor.   The shares were issued at a price of $0.20 per share.

In October 2013, the Company issued 12,500 common shares in connection with a subscription agreement from an accredited investor.   The shares were issued at a price of $0.20 per share.

In November 2013, the Company issued 100,000 common shares in connection with a subscription agreement from an accredited investor.   The shares were issued at a price of $0.125 per share.

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

Operations

The discussion of operations below relates entirely to the Iron Horse operations prior to the reverse merger described above.

Financial Condition

As of September 30, 2013, we had total current assets of $294,845 and total current liabilities of $182,845 for a net working capital deficit of $1,391,283. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to develop new designs, produce product for sale at both wholesale and retail, or acquire a target company or business. The additional funding will come from both equity financing from the sale of Iron Horse’s common stock, and the sale of notes and convertible debt. If Iron Horse is successful in completing the sale of convertible debt or an equity financing, existing shareholders will experience dilution of their interest in Iron Horse. Iron Horse does not have any financing arranged and Iron Horse cannot provide investors with any assurance that Iron Horse will be able to raise sufficient funding from the sale of its common stock or notes. In the absence of such financing, Iron Horse's business is likely to fail.

Based on the nature of Iron Horse's business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that it will take several months for orders which are received and in house to produced, shipped, and paid for.  Management believes that with sufficient capital, it will be able to meet all orders and will lead to sufficient revenue and profitability within the next twelve months.  Iron Horse's future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

•

Iron Horse's ability to raise additional funding;

•

Iron Horse's ability to identify and successfully design products for growing segments of the apparel market;

•

Iron Horse’s ability to identify and successfully acquire competitive brands and that if acquired, such opportunities or businesses will be profitable.

Due to Iron Horse's lack of operating history and current revenues, Iron Horse's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements indicating substantial doubt about Iron Horse's ability to continue as a going concern. This means that there is substantial doubt whether Iron Horse can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Operations for the three months ended September 30, 2013 and 2012 are:

	2013	2012

Revenues:
Sales	$23,665	$111,293
Total	23,665	111,293

Cost of sales	15,282	112,182

Gross profit (loss)	8,383	(889)

Expenses:
General and administrative	127,896	32,985
Sales and marketing	25,996	33,546
Warehouse costs	2,900	9,291
Depreciation and amortization	2,412	2,412
Interest and fees	18,561	8
Other	-	872
Total	159,207	79,106

Loss form operations	$(150,824)	$(79,995)

Net Profit and Loss

For the three months ended September 30, 2013, the Company had a loss of $169,385 as compared to a loss of $80,003 for the three months ended September 30, 2012 a increase of $89,382 or 111.7%.

The significant differences for the period to period comparison are mainly due to an decrease in fiscal year 2013 revenue of $87,628 over fiscal year 2012, coupled with increased gross profits due in large part to a decrease in unit costs of the product shipped, and more effective billing for shipping costs.  These gains were offset by the added cost of sales related to the additional revenue. Year to year, the Company was able to hold sales and marketing costs stable, while general and administrative costs increased as the Company  expense items with professional fees associated with the merger and product development costs increasing significantly while general and administrative and other costs decreased by over 20%.

Liquidity

Iron Horse's sources of liquidity will be loans that may be available to Iron Horse from management, notes from investors, and the potential sale of common stock. Although Iron Horse has no written arrangements with its management, Iron Horse expects that officers may provide Iron Horse with nominal liquidity, when and if it is required.

Iron Horse's external potential sources of liquidity will be private placements for equity and debt financing. No commitments currently exist.

From time to time, Mark Wentura, Iron Horse’s president, has loaned Iron Horse funds for working capital purposes. As of September 30, 2013, the principal balance due him was $50,571.  The notes are due on demand and carry interest at 6% per annum.

In August 2013, the Company received a $200,000 loan from an accredited investor.  The note matures on August 29, 2014, is secured by 59,400,000 common shares of ECC (which are held in escrow) that are beneficially owned by the Company’s CEO and President, Mark Wentura.  The note carries interest at a rate of 17% per annum to be paid quarterly.  In addition, the Note Holder is to receive 750,000 shares of restricted common stock with Piggy Back Registration rights; and 1,000,000 12 month warrants exercisable at $0.10 per share with Piggy Back Registration rights.  The Note carries a prepayment penalty of 115% of the Principal due plus all accrued interest.

There are no assurances that Iron Horse will be able to obtain any form of additional financing. If Iron Horse is unable to achieve the financing necessary to continue its plan of operations, then Iron Horse will not be able to undertake steps to increase sales and its business will fail.

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

There were material weaknesses in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Iron Horse Clothing Corporation that merged with the Company. Following the merger steps were taken to correct these weaknesses. Management believes that, as of the filing of this quarterly report on Form 10Q, these material weaknesses had been corrected.

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

Risks Related to the Business

1.

Iron Horse has virtually no financial resources or committed sources of debt or equity financing. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Iron Horse has very limited financial resources or committed sources of debt or equity financing. We have negative working capital and a stockholders’ deficit at September 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended June 30, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

Iron Horse is and will continue to be completely dependent on the services of our founder and president, Mark Wentura, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Iron Horse’s operations and business strategy are completely dependent upon the knowledge and reputation of Mark Wentura.

Mr. Wentura   is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines that it currently operates.   We will fail without the services of Mr. Wentura or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Wentura naming us as the beneficiary when and if we obtain the resources to do so and he remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Mark Wentura, our chief executive officer, chief financial officer and chief accounting officer has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Mark Wentura has no meaningful financial reporting education or experience. He is and will be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

4.

Many of our likely competitors have significantly greater financial and marketing resources than do we.

Many of our likely competitors have significantly greater financial and marketing resources than do we. Many of these competitors have sophisticated management, are in a position to purchase inventory at the lowest prices and have the ability to advertise in a wide variety of media, including television. There are no assurances that our brand will be successful.

5.

We are dependent on a limited number of vendors in Vietnam and China. If we lost any or all of these vendors, we could be unable to produce our products.

We are dependent on a limited number of vendors in Vietnam and China. We do not have long-term agreements with these vendors who could terminate or modify agreements at any time. If we lost any or all of these vendors, we could be unable to produce our products because we might not be able to replace these vendors in terms of quality, price or timing of delivery.

6.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

7.

The costs such as audit fees and legal fees in connection with the preparation of financial reports that we file as a public company reduce or eliminate our ability to earn a profit.

We file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. The incurrence of such costs have a negative effect on our ability to meet our overhead requirements and earn a profit.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

8.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

9.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only one director (who is also our president). Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

10.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

11.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

12.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

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

13.

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

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Iron Horse and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

14.

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

15.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

16.

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

17.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

18.

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

19.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns a majority of our outstanding common stock. Because of his beneficial stock ownership, our president is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

20.

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

21.

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

22.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

If at the beginning of any fiscal year, we have fewer than 300 record shareholders and do not file a registration statement on Form 8A (which we have no current plans to file), our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 may (in our sole discretion) be automatically suspended for that fiscal year. If we no longer submit our filings with the SEC, your access to our business information would then be even more restricted. We are also not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets.  This means that your access to information regarding our business could be limited.

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

Iron Horse Clothing Corporation

(Registrant)

/s/ Mark Wentura

Mark Wentura

Title: President and Chief Financial Officer

December 2, 2013